Form 10QSB
period 1996-03-31
CO COUNSEL INC
filed 1996-05-15
CIK 912146

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

    [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                          COMMISSION FILE NO. 1-12422

                                CO-COUNSEL, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                       TEXAS                         76-0248179
          (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)


            THREE RIVERWAY, SUITE 1140                 77056
                  HOUSTON, TEXAS                     (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 961-5552


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X     No
                                  -----      -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the latest practicable date, May 13, 1996:


  COMMON STOCK, $.01 PAR VALUE                         3,741,500
       (TITLE OF CLASS)                     (NUMBER OF SHARES OUTSTANDING)


Transitional small business disclosure format (check one).  Yes        No   X
                                                                -----     -----

===============================================================================

                                CO-COUNSEL, INC.
                         INDEX TO FINANCIAL STATEMENTS





                                                                                                            PAGE(S)
                                                                                                            -------
PART I.  FINANCIAL INFORMATION

Balance Sheets at March 31, 1996 and December 31, 1995                                                        1

Statements of Loss for the three months ended March 31, 1996 and 1995                                         2

Statements of Cash Flows for the three months ended March 31, 1996 and 1995                                   3

Notes to Financial Statements                                                                                4-5

Management's Discussion and Analysis of Financial Condition and Results of Operations                        6-9

PART II.  OTHER INFORMATION                                                                                  10

SIGNATURE PAGE                                                                                               11

                                CO-COUNSEL, INC.
                                 BALANCE SHEETS

                                                                                  March 31,              December 31,
                                                                                    1996                    1995
                                                                               ---------------          --------------
                                                                                 (Unaudited)
                                        ASSETS
                                        ------
Current assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .      $       941,377          $    1,102,416
    Trade accounts receivable   . . . . . . . . . . . . . . . . . . . . .            1,453,422               1,556,847
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .              158,800                  48,342
                                                                               ---------------          --------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . .            2,553,599               2,707,605
                                                                               ---------------          --------------

Equipment:
    Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . .              238,672                 229,463
    Office equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .              144,057                 144,057
    Computer equipment  . . . . . . . . . . . . . . . . . . . . . . . . .              285,690                 279,688
    Automobile  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               52,985                  52,985
    Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . .               11,426                  11,426
                                                                               ---------------          --------------
                                                                                       732,830                 717,619
    Less accumulated depreciation and amortization  . . . . . . . . . . .             (270,896)               (239,396)
                                                                               ---------------          ---------------
                                                                                       461,934                 478,223
                                                                               ---------------          --------------
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               64,799                  66,169
                                                                               ---------------          ---------------
              Total assets                                                     $     3,080,332          $    3,251,997
                                                                               ===============          ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
    Note payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       425,000          $      425,000
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .              308,435                 408,745
    Accrued compensation expenses   . . . . . . . . . . . . . . . . . . .              417,900                 331,951
                                                                               ---------------          --------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . .            1,151,335               1,165,696
                                                                               ---------------          --------------
Commitments
Stockholders' equity:
    Preferred stock, $.01 par, 5,000,000 shares authorized;
      none issued   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --                      --
    Common stock, $.01 par, 20,000,000 shares authorized;
      3,741,500 and 3,547,500 issued and outstanding respectively   . . .               37,415                  35,475
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .            4,098,278               4,003,218
Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,206,696)             (1,952,392)
                                                                               ---------------          --------------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . .            1,928,997               2,861,301
                                                                               ---------------          --------------
              Total liabilities and stockholders' equity                       $     3,080,332          $    3,251,997
                                                                               ===============          ==============

              See accompanying notes to the financial statements.

                               CO-COUNSEL, INC.
                              STATEMENTS OF LOSS


                                                                                     Three Months ended March 31,
                                                                               ---------------------------------------
                                                                                     1996                    1995
                                                                               ---------------          --------------
                                                                                             (Unaudited)
Revenue:
    Temporary placement fees  . . . . . . . . . . . . . . . . . . . . . .      $     2,697,309          $    1,957,583
    Permanent placement fees  . . . . . . . . . . . . . . . . . . . . . .              100,190                  77,250
                                                                               ---------------          --------------
Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,797,499               2,034,833
                                                                               ---------------          --------------
Operating expenses:
    Direct costs of placements  . . . . . . . . . . . . . . . . . . . . .            1,669,180               1,196,819
    Administrative and general  . . . . . . . . . . . . . . . . . . . . .            1,384,822               1,001,133
                                                                               ---------------          --------------
Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . . .            3,054,002               2,197,952
                                                                               ---------------          --------------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (256,503)               (163,119)
Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,199                  39,435
                                                                               ---------------          --------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      (254,304)         $     (123,684)
                                                                               ===============          ==============

Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $          (.07)         $         (.03)
                                                                               ===============          ==============

Weighted average number of common shares outstanding  . . . . . . . . . .            3,592,665               3,547,500
                                                                               ===============          ==============



              See accompanying notes to the financial statements.

                                CO-COUNSEL, INC.
                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                     Three Months ended March 31,
                                                                               ---------------------------------------
                                                                                     1996                    1995
                                                                               ---------------          --------------
                                                                                             (Unaudited)
Cash flows from operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      (254,304)         $     (123,684)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . .               32,870                  17,943
         Legal expenses assumed by a stockholder  . . . . . . . . . . . .                 --                   (29,102)
         Gain on sale of fixed assets . . . . . . . . . . . . . . . . . .                 --                   (10,922)
         Stock issued for services  . . . . . . . . . . . . . . . . . . .               44,500                    --
         Changes in assets and liabilities:
             Trade accounts receivable  . . . . . . . . . . . . . . . . .              103,425                (353,270)
             Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .              (57,958)                  9,504
             Other assets . . . . . . . . . . . . . . . . . . . . . . . .                 --                     2,026
             Accounts payable and accrued expenses  . . . . . . . . . . .              (14,361)                244,274
                                                                               ----------------         --------------
Net cash used in operating activities . . . . . . . . . . . . . . . . . .             (145,828)               (243,231)
                                                                               ---------------          --------------

Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .              (15,211)               (141,119)
    Proceeds from sale of fixed assets  . . . . . . . . . . . . . . . . .                 --                    28,000
                                                                               ----------------         --------------
    Net cash used in investing activities   . . . . . . . . . . . . . . .              (15,211)               (113,119)
                                                                               ----------------         --------------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . .             (161,039)               (356,350)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .            1,102,416               2,253,275
                                                                               ---------------          --------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .      $       941,377          $    1,896,925
                                                                               ===============          ==============





              See accompanying notes to the financial statements.

                                CO-COUNSEL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1--Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB.

NOTE 2--LOSS PER SHARE

          Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding, or assumed outstanding, during the period.

NOTE 3--INCOME TAXES

          Deferred taxes have been provided to the extent that the financial statement basis of assets or liabilities differs from their tax basis at March 31, 1996 and December 31, 1995.

          The deferred tax liabilities (assets) are comprised of the following at March 31, 1996 and December 31, 1995:

                                                                       March 31,             December 31,
                                                                          1996                   1995
                                                                      ------------           -------------
         Conversion to accrual basis  . . . . . . . . . . . .         $   143,000           $   155,000
         Equipment  . . . . . . . . . . . . . . . . . . . . .               3,000                10,000
                                                                      -----------           -----------
         Gross deferred tax liability . . . . . . . . . . . .             146,000               165,000
         Operating loss carryforward  . . . . . . . . . . . .            (779,000)             (716,000)
         Deferred tax asset valuation allowance . . . . . . .             633,000               551,000
                                                                      -----------           -----------
         Deferred tax liability . . . . . . . . . . . . . . .         $      --             $      --
                                                                      ===========           ===========

                                Co-Counsel, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                             (Unaudited) Continued



    The income tax benefit differs from the amount of income tax benefit determined by applying the statutory income tax rate to pre-tax loss from operations as follows:

                                                                                     Three Months ended March 31,
                                                                                     1996                    1995
                                                                               ---------------          --------------
         Tax benefit at the statutory rate  . . . . . . . . . . . . . . .      $       (86,000)         $      (91,000)
         Deferred tax asset valuation allowance . . . . . . . . . . . . .               82,000                  19,000
         Non deductible expenses  . . . . . . . . . . . . . . . . . . . .                2,000                    --
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,000                   1,000
                                                                               ---------------          --------------
         Tax benefit at the effective rate  . . . . . . . . . . . . . . .      $          --            $      (71,000)
                                                                               ===============          ==============

    At March 31, 1996, the Company had a net operating loss carryforward for tax reporting purposes of approximately 2,292,000 available to offset future years taxable income through 2010.

                                CO-COUNSEL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Overview

    Substantially all of the Company's revenue is derived from placement fees generated by its temporary attorneys and temporary paralegals on client assignments. The remainder of the Company's revenue is earned from the permanent placement of attorneys or paralegals with clients. Placement fees related to temporary paralegals as a percent of total revenue may vary from period to period depending on the number of large temporary paralegal assignments for which the Company is engaged. The Company's temporary personnel are paid only for the term of their assignment and for the number of hours worked on each assignment. When accepting an assignment from a client, the Company establishes an hourly placement fee for the temporary attorney or temporary paralegal which is paid by the client to the Company. The Company then pays the temporary attorney or temporary paralegal from the sums received from the client on an hourly basis and retains the remainder, which is used to cover operating expenses. Temporary attorneys and paralegals who are working on assignments are paid on a weekly basis, without regard to payment terms negotiated with clients.

    The Company experiences fluctuations in the level of revenue from quarter to quarter to the extent an assignment of attorneys or a large number of paralegals to one client ends and is not immediately replaced by a similar assignment. The Company's operating results are affected by the mix of revenue between temporary attorney fees and temporary paralegal fees, as the Company's direct costs of placements for temporary paralegals is higher than for temporary attorneys as a percentage of revenue. Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, many companies may reduce their usage of temporary personnel before undertaking layoffs of their regular employees. When economic activity increases, companies may reduce usage of temporary personnel as they hire full time employees. The Company is unable to predict the level of economic activity at any particular time and its effect on the Company's operating and financial results.

    The Company commenced operations in Houston in May 1988, at which time it provided temporary and permanent placement of attorneys to law firms and corporate law departments. The Company expanded its operations in June 1990 to include providing temporary and permanent placement of paralegals to law firms and corporate law departments. The Company opened offices in Dallas, Chicago, New York and Los Angeles in June 1992, October 1993, September 1994, and November 1995, respectively.

    The Company's long-term growth strategy is to open and maintain offices in major metropolitan areas throughout the United States which the Company believes offer the best prospects for growth and profitability. The Company is currently reviewing several cities for possible expansion in 1996 to allow for expansion into at least one additional city during 1996, although there can be no assurance it will be able to do so. The Company has preliminarily targeted either Atlanta, San Francisco, or Washington, D.C. for that possible expansion. Expansion to additional cities may require the Company to obtain additional capital, however, there can be no assurance that future financing will be available on terms acceptable to the Company.

    The operations of a newly opened office have a negative effect on the Company's operating income and results of operations until the office achieves a sufficient level of revenues to cover its operating expenses, which, based on the Company's experience to date, typically requires from six to nine months of operation. However, there can be no assurance that the Company will be able to open a new office in 1996 and achieve a sufficient level of revenues to cover its operating expenses or becomes profitable. See "--Liquidity and Capital Resources."

                                CO-COUNSEL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




Results of Operations

    Revenues for three months ended March 31, 1996 increased by approximately $763,000 or 37% over revenues of approximately $2,035,000 for the same period in fiscal 1995. Placement fees related to paralegals increased approximately $291,000 and placement fees related to attorneys increased approximately $472,000. Of the total revenues for the three months ended March 31, 1996 and 1995 approximately 42% and 43%, respectively, were attributable to paralegal assignments and approximately 58% and 57%, respectively, were attributable to attorney assignments. Of the total revenues for the three months ended March 31, 1996 and 1995 related to paralegals, approximately 97% and 96%, respectively, were attributable to temporary paralegal assignments and approximately 3% and 4%, respectively, were attributable to permanent paralegal placements. Of the total revenues for the three months ended March 31, 1996 and 1995 related to attorneys, approximately 96% and 94%, respectively, were attributable to temporary attorney assignments and approximately 4% were attributable to permanent attorney placements. Offices opened prior to the beginning of 1995 contributed 81% of the Company's revenue growth for the three months ended March 31, 1996 over the same fiscal period in 1995.

    Direct costs of placements consist of wages and related payroll taxes for temporary paralegals and attorneys while working on specific assignments. Direct costs of placements increased to approximately $1,669,000 for the three months ended March 31, 1996 compared to approximately $1,197,000 in fiscal 1995 primarily to support the increase in revenues. Direct costs of placements as a percentage of revenues was 60% for the three months ended March 31, 1996 compared to 59% for the same period in fiscal 1995. As the Company's business grows, direct costs of placements are anticipated to increase in relation to the number of temporary attorneys and paralegals on assignment by the Company.

    Administrative and general expenses, which consist primarily of salaries, wages and commissions for office personnel and officers, office rent, advertising and other operation expenses increased by approximately $384,000 or 38% for the three months ended March 31, 1996 compared to the same period in fiscal 1995. The increase was primarily due to increases in compensation to sales personnel and increased advertising costs to support the increase in revenues. The increase was also attributable to increases in staffing, expansion and operating expenses compared to the same period in fiscal 1995.

    Other income, net that consists of interest income, interest expense and gain on asset sale. Other income, net decreased by approximately $37,000 or 94% for the three months ended March 31, 1996 compared to the same period in fiscal 1995 due to a gain on the sale of assets, in 1995, and decreased interest income and increased interest expenses in 1996.

Liquidity and Capital Resources

    Working capital decreased to approximately $1,402,000 at March 31, 1996 from approximately $1,542,000 at December 31, 1995. The decrease is due to cash used to finance the operations and expansion of the business. Increased revenues, due to revenue growth, is reflected in increased balances in accrued compensation. Accounts receivable balances, which decreased due to quicker average collation, collections, indicate increased placement levels, payment terms and the frequency of billings. The Company generally bills

                                CO-COUNSEL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



clients every week with payments due in fourteen days. On occasion, special arrangements allowing for payment every thirty days may be given.
Historically, the Company has not experienced any material difficulty in the collection of its accounts receivable. Accrued compensation includes payments due to temporary attorney's and paralegal's, which is directly related to revenues, and compensation to the Company's office staff, which increased due to opening a Los Angeles office during 1995. Accounts payable, decreased which reflects a reduction in operating costs, as well as corporate costs incurred to support the expansion of the business, including legal fees, and consulting fees and the timing of payments for operating expenses.

             The Company's long-term growth strategy is to maintain and open offices in major metropolitan areas throughout the United States that the Company believes offer the best prospects for growth and profitability. The Company commenced operations in New York City in September 1994 and in Los Angeles in November 1995. The Company is currently reviewing several cities for possible expansion in 1996 to allow for expansion into at least one additional city during 1996, although there can be no assurance it will be able to do so. The Company has preliminarily targeted either Atlanta, San Francisco, or Washington, D.C. for that possible expansion. The Company expects that each additional office will require approximately six to nine months to achieve a sufficient level of revenues to cover its operating expenses, although the New York office required twelve months. Historically, the Company has required from approximately $175,000 to approximately $300,000 to open and operate a new office until it generates a positive cash flow, although the New York office required approximately $450,000 before generating positive cash flow. The Company anticipates that similar amounts will be required to open and operate any new office until it generates a positive cash flow. Included among the cash requirements for a new office are expenditures for office personnel, office rent, furniture and fixtures, office equipment, computer equipment and marketing costs. The Company believes that it has developed an operating infrastructure capable of supporting the planned expansion for the next year with the addition of a minimal number of personnel; however, the success of the Company's strategy will depend in part on the Company's ability to hire qualified individuals to manage and market the Company's services in its existing and new markets. There can be no assurance that the estimated cash expenditures will not increase as a result of local economic conditions, competition, inflation, changes in the Company's anticipated method of operation or other factors.

             Most temporary attorneys are paid weekly rather than upon receipt of payment from the client for such services. Likewise, all temporary paralegals are paid weekly. Accordingly, although the clients ultimately pay for such costs, to the extent that the Company places more temporary paralegals and attorneys, and to the extent the Company pays related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes and Social Security and Medicare taxes for its temporary attorneys and paralegals, the Company may have to seek additional capital from time to time under a revolving credit facility to meet its payroll obligations. The Company has a line of credit agreement with a bank that provides for a maximum borrowing facility of $500,000 that expires on July 5, 1996. As of March 31, 1996, the Company had $75,000 available for future borrowings. The Company may seek to replace or expend the existing credit facility in order to accommodate increased capital requirements as the business expands, however there can be no assurance that future financing will be available on terms acceptable to the Company.

                                CO-COUNSEL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



         On November 23, 1993, the Company's sale to the public of 1,250,000 units and 187,500 units in the underwriter's over-allotment was completed and net proceeds of approximately $3,720,300 (net of the underwriter's discount and underwriter's expense allowance) were received. The Company has used approximately $2,973,000 of the net proceeds from the offering primarily to expand its operations, for working capital purposes and other general corporate purposes. The Company believes that the remaining proceeds from that offering, cash flow generated from operations, and borrowings from its credit agreement will be sufficient to satisfy its working capital and capital expenditure requirements through at least December 31, 1996.

New Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No.
121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company has adopted SFAS No. 121, during the three months ended March 31, 1996, and no material adjustment has been recorded on the financial statements.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." (SFAS No.123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. Beginning with the 1996 Annual Report on Form 10-KSB, the Company will be required to provide additional disclosures beginning in 1996 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

                                    PART II

                               OTHER INFORMATION




ITEMS 1 THROUGH 5 ARE NOT APPLICABLE.

Item 6.       Exhibits

  3.1.(ii)    Amendment to By-laws of the Company

  27          Financial Data Schedule

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                         CO-COUNSEL, INC.
                                             (COMPANY)

                                  /s/  JOSEPH A. TURANO, III
                         ----------------------------------------------
May 13, 1996                           JOSEPH A. TURANO, III
                                CHIEF EXECUTIVE OFFICER, PRESIDENT
                                   (PRINCIPAL EXECUTIVE OFFICER)


                                   /s/  JOSEPH G. McDEVITT
                         ----------------------------------------------
May 13, 1996                            JOSEPH G. McDEVITT
                                     VICE PRESIDENT - FINANCE
                           (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              INDEX TO EXHIBITS

3.1.(ii)       By-laws of the Company

27 --          Financial Data Schedule